Form 10-Q
period 2011-03-31
Europa Acquisition IV, Inc.
filed 2011-05-11
CIK 1497030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

(732) 409-1212
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2011: 100,000 shares of common stock.

EUROPA ACQUISITION IV, INC.

FORM 10-Q

March 31, 2011

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS QUARTERLY REPORT ON FORM 10-Q

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Europa Acquisition IV, Inc.  “SEC” refers to the Securities and Exchange Commission.

ii

 PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements

EUROPA ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2011 (UNAUDITED) AND JUNE 30, 2010

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDING MARCH 31, 2011 (UNAUDITED) AND THE PERIOD JUNE 30, 2010 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JUNE 30, 2010 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIOD ENDING MARCH 31, 2011 (UNAUDITED) AND THE PERIOD JUNE 30, 2010 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGES	6-8	CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Europa Acquisition IV, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	March 31, 2011	June 30, 2010
ASSETS	(Unaudited)

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$6,839	$1,250
Loan Payable Related Party	2,409	-
Total Liabilities	9,248	1,250

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 100,000 and 100,000 issued and outstanding respectively	100	100
Additional paid-in capital	900	900
Deficit accumulated during the development stage	(10,248)	(2,250)
Total Stockholders' Deficiency	(9,248)	(1,250)
Total Liabilities and Stockholders' Deficiency	$-	$-

See Accompanying Notes to Condensed Unaudited Financial Statements

Europa Acquisition IV, Inc.
(A Development Stage Company)
Condensed  Statements of Operations (Unaudited)

	For The Nine Months Ended March 31, 2011	For The Three Months Ended March 31, 2011	For the Period from June 30, 2010 (Inception) to March 31, 2011
Operating Expenses
Professional fees	7,998	$1,938	$9,248
General and administrative	-	-	1,000
Total Operating Expenses	7,998	1,938	10,248

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(7,998)	(1,938)	(10,248)

Provision for Income Taxes	-	-	-

NET LOSS	$(7,998)	$(1,938)	$(10,248)

Net Loss Per Share - Basic and Diluted	$(0.08)	$(0.02)

Weighted average number of shares outstanding during the period - Basic and Diluted	100,000	100,000

See Accompanying Notes to Condensed Unaudited Financial Statements

Europa Acquisition IV, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the Period from June 30, 2010 (Inception) to March 31, 2011
(Unaudited)

	Preferred Stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Deficit accumulated during development stage	Total Stockholders' Deficiency
Common stock issued for services to founder ($0.01/share)	-	$-	100,000	$100	$900	$-	$1,000

Net loss for the one day period ending June 30, 2010	-	-	-	-	-	(2,250)	(2,250)

Balance, June 30, 2010	-	-	100,000	100	900	(2,250)	(1,250)

Net loss for the nine months ending March 31, 2011	-	-	-	-	-	(7,998)	(7,998)

Balance, March 31, 2011	-	$-	100,000	$100	$900	$(10,248)	$(9,248)

See Accompanying Notes to  Condensed Unaudited Financial Statements

Europa Acquisition IV, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended March 31, 2011	For the Period from June 30, 2010 (Inception) to March 31, 2011

Cash Flows From Operating Activities:
Net Loss	$(7,998)	$(10,248)

Adjustments to reconcile net loss to net cash used in operations Common stock issued for services	-	1,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	5,589	6,839
Net Cash Used In Operating Activities	(2,409)	(2,409)

Cash Flows From Financing Activities:
Increase in loan payable - related party	2,409	2,409
Net Cash Provided by Financing Activities	2,409	2,409

Net Increase in Cash	-	-
Cash at Beginning of Period	-	-

Cash at End of Period	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Accompanying Notes to Condensed Unaudited Financial Statements

EUROPA ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
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

The Company was formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It has been in the developmental stage since inception and has no operations to date. It will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that it will be successful in locating or negotiating with any target company.

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

EUROPA ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2011 and June 30, 2010, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of March 31, 2011, there were no common share equivalents outstanding.

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
AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 2     STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Services

On  June 30, 2010, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided (See Note 3).

NOTE 3     RELATED PARTY TRANSACTION

On June 30, 2010, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided (See Note 2A).

During the nine month period ending March 31, 2011, Europa Capital (a related party) paid $2,409 in legal expenses and filing fees on behalf of the Company. This is recorded as a related party loan payable.

NOTE 4     GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with limited operations.  The Company has a net loss of $10,248 from inception, a working capital and stockholders’ deficiency of $9,248 at March 31, 2011, and used $2,409 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

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

Results of Operation

We have not had any operating income since inception.  For the three and nine months ended March 31, 2011 we incurred a net loss of $1,938 and $7,998. Since inception we have incurred a net loss of $10,248. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At March 31, 2011, we had no capital resources and we will need additional capital to continue operations for the next twelve months.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying unaudited condensed financial statements, the Company has a net loss of $10,248 from inception and a working capital and stockholders’ deficiency of $9,248 at March 31, 2011, and used $2,409 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the nine month period ending March 31, 2011 Europa Capital (a related party) paid $2,409 in legal expenses and filing fees on behalf of the Company. This is recorded as a related party loan payable.

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

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

 PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 1A.      Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         (Removed and Reserved)

Item 5.         Other Information

None.

Item 6.          Exhibits

(a)   Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Peter Reichard	President and Director	May 10, 2011
Peter Reichard